Form 10-K/A
period 2005-12-31
Popular ABS Mortgage Pass-Through Trust 2005-6
filed 2007-04-17
CIK 1346874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Not applicable

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Commission (the “Annual Report”) solely for the purpose of amending Part IV, Item 15 and Exhibits 31.1, 99.1 and 99.2, filed as a part of the Annual Report filed with the Securities and Exchange Commission on March 14, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1
Annual Independent Accountants’ Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended December 31, 2006, in accordance with the No-Action Letter.

99.2	Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended December 31, 2006, in accordance with the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Reporting Person has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR ABS, INC., on behalf of the Trust

Date: April 17, 2007	By:	/s/ Alberto Paracchini
Name: Alberto Paracchini
Title: Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1
Annual Independent Accountants’ Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended December 31, 2006, in accordance with the No-Action Letter.

99.2	Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended December 31, 2006, in accordance with the No-Action Letter.